Form 10-K
GS Mortgage Securities Trust 2013-GCJ14
filed 2014-03-31
CIK 1581653

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-171508-08

      GS Mortgage Securities Trust 2013-GCJ14
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corporation II
      (exact name of the depositor as specified in its charter)

      Goldman Sachs Mortgage Company
      Citigroup Global Markets Realty Corp.
      Jefferies LoanCore LLC
      MC-Five Mile Commercial Mortgage Finance LLC
      Starwood Mortgage Funding I LLC
      (exact names of the sponsors as specified in their charters)



  New York                                38-3913698
  (State or other jurisdiction of         38-3913699
  incorporation or organization)          38-7103169
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


  Registrant's telephone number, including area code: (212) 902-1000




  Securities registered pursuant to Section 12(b) of the Act:

    None.



  Securities registered pursuant to Section 12(g) of the Act:

    None.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



  EXPLANATORY NOTE

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, which constituted approximately 12.1% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. The 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the GSMS 2013-GC13 Mortgage Trust transaction, Commission File Number 333-171508-07 (the "GSMS 2013-GC13 Transaction"). These loan combinations, including the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, respectively, are each being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

  Wells Fargo Bank, National Association, ("Wells Fargo Bank") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan and the certificate administrator and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in the capacities described above are listed in the Exhibit Index.

  LNR Partners LLC ("LNR") is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, LNR is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by LNR in the capacities described above are listed in the Exhibit Index.

  U.S. Bank National Association ("U.S. Bank") is the certificate administrator and custodian of the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, which constituted, in the aggregate, approximately 15.4% of the asset pool of the issuing entity as of its cut-off date. Thus, U.S. Bank is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by U.S. Bank in the capacities described above are listed in the Exhibit Index.

  TriMont Real Estate Advisors, Inc. ("TriMont") is the operating advisor of the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, which constituted, in the aggregate, approximately 15.4% of the asset pool of the issuing entity as of its cut-off date. As a result, TriMont is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by TriMont in the capacities described above are listed in the Exhibit Index.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 11 West 42nd Street Mortgage Loan (Control #1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on August 26, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,243,262 for the twelve-month period ended December 31, 2013.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on August 26, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 11 West 42nd Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction, are attached hereto as Exhibits 33.2, 33.5, 33.8, 33.11, 33.14, 33.18 and 34.2, 34.5, 34.8, 34.11, 34.14 and 34.18.
Attached as Exhibit O to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2013-GC13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Mall St. Matthews Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction, are attached hereto as Exhibits 33.3, 33.6, 33.9, 33.12, 33.13, 33.19, and 34.3, 34.6, 34.9, 34.12, 34.13 and 34.19.
Attached as Exhibit O to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2013-GC13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.7. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K;

  (1) Not applicable

  (2) Not applicable

  (3) See below

  (4.1) Pooling and Servicing Agreement, dated as of August 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

  (4.2) Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 in connection with the GSMS 2013-GC13 Transaction and incorporated by reference herein)

  (10.1) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

  (10.2) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

  (10.3) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II, pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

  (10.4) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II, pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

  (10.5) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II, pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)
    33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)
    33.4 LNR Partners, LLC, as Special Servicer
    33.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)
    33.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see
    Exhibit 33.4)
    33.7 National Tax Search, LLC, as Servicing Function Participant
    33.8 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 33.7)
    33.9 National Tax Search, LLC, as Servicing Function Participant for the Mall St.
    Matthews Mortgage Loan (see Exhibit 33.7)
    33.10 Pentalpha Surveillance, LLC, as Operating Advisor
    33.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd
    Street Mortgage Loan
    33.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews
    Mortgage Loan (see Exhibit 33.11)
    33.13 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 33.14)
    33.14 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the 11 West 42nd Street Mortgage Loan
    33.15 Wells Fargo Bank, National Association, as Master Servicer
    33.16 Wells Fargo Bank, National Association, as Certificate Administrator
    33.17 Wells Fargo Bank, National Association, as Custodian
    33.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 33.15)
    33.19 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St.
    Matthews Mortgage Loan (see Exhibit 33.15)



  (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)
    34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)
    34.4 LNR Partners, LLC, as Special Servicer
    34.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)
    34.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see
    Exhibit 34.4)
    34.7 National Tax Search, LLC, as Servicing Function Participant
    34.8 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 34.7)
    34.9 National Tax Search, LLC, as Servicing Function Participant for the Mall St.
    Matthews Mortgage Loan (see Exhibit 34.7)
    34.10 Pentalpha Surveillance, LLC, as Operating Advisor
    34.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd
    Street Mortgage Loan
    34.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St.
    Matthews Mortgage Loan (see Exhibit 34.11)
    34.13 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 34.14)
    34.14 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the 11 West 42nd Street Mortgage Loan
    34.15 Wells Fargo Bank, National Association, as Master Servicer
    34.16 Wells Fargo Bank, National Association, as Certificate Administrator
    34.17 Wells Fargo Bank, National Association, as Custodian
    34.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 34.15)
    34.19 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St.
    Matthews Mortgage Loan (see Exhibit 34.15)



   (35)  Servicer Compliance Statements.



    35.1 LNR Partners, LLC, as Special Servicer
    35.2 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan
    35.3 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see
    Exhibit 35.2)
    35.4 U.S. Bank National Association, as Certificate Administrator for the Mall St. Matthews Mortgage Loan (see Exhibit 35.5)
    35.5 U.S. Bank National Association, as Certificate Administrator for the 11 West 42nd Street Mortgage Loan
    35.6 Wells Fargo Bank, National Association, as Master Servicer
    35.7 Wells Fargo Bank, National Association, as Certificate Administrator
    35.8 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd
    Street Mortgage Loan
    35.9 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St.
    Matthews Mortgage Loan (see Exhibit 35.8)




   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corporation II
   (Depositor)


   /s/ J. Theodore Borter
   J. Theodore Borter, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index


  Exhibit No.


   (1) Not applicable

   (2) Not applicable

   (3) See below

   (4.1) Pooling and Servicing Agreement, dated as of August 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

   (4.2) Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 in connection with the GSMS 2013-GC13 Transaction and incorporated by reference herein)

   (10.1) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

   (10.2) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

   (10.3) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II, pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

   (10.4) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II, pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

   (10.5) Mortgage Loan Purchase Agreement, dated as of August 1, 2013, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II, pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K, filed on August 26, 2013 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)
    33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)
    33.4 LNR Partners, LLC, as Special Servicer
    33.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)
    33.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see
    Exhibit 33.4)
    33.7 National Tax Search, LLC, as Servicing Function Participant
    33.8 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 33.7)
    33.9 National Tax Search, LLC, as Servicing Function Participant for the Mall St.
    Matthews Mortgage Loan (see Exhibit 33.7)
    33.10 Pentalpha Surveillance, LLC, as Operating Advisor
    33.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd
    Street Mortgage Loan
    33.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews
    Mortgage Loan (see Exhibit 33.11)
    33.13 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 33.14)
    33.14 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the 11 West 42nd Street Mortgage Loan
    33.15 Wells Fargo Bank, National Association, as Master Servicer
    33.16 Wells Fargo Bank, National Association, as Certificate Administrator
    33.17 Wells Fargo Bank, National Association, as Custodian
    33.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 33.15)
    33.19 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St.
    Matthews Mortgage Loan (see Exhibit 33.15)


   (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)
    34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)
    34.4 LNR Partners, LLC, as Special Servicer
    34.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)
    34.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see
    Exhibit 34.4)
    34.7 National Tax Search, LLC, as Servicing Function Participant
    34.8 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 34.7)
    34.9 National Tax Search, LLC, as Servicing Function Participant for the Mall St.
    Matthews Mortgage Loan (see Exhibit 34.7)
    34.10 Pentalpha Surveillance, LLC, as Operating Advisor
    34.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd
    Street Mortgage Loan
    34.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St.
    Matthews Mortgage Loan (see Exhibit 34.11)
    34.13 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 34.14)
    34.14 U.S. Bank National Association, as Trustee, Certificate Administrator and
    Custodian for the 11 West 42nd Street Mortgage Loan
    34.15 Wells Fargo Bank, National Association, as Master Servicer
    34.16 Wells Fargo Bank, National Association, as Certificate Administrator
    34.17 Wells Fargo Bank, National Association, as Custodian
    34.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd
    Street Mortgage Loan (see Exhibit 34.15)
    34.19 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St.
    Matthews Mortgage Loan (see Exhibit 34.15)


   (35)  Servicer Compliance Statements.



    35.1 LNR Partners, LLC, as Special Servicer
    35.2 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan
    35.3 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see
    Exhibit 35.2)
    35.4 U.S. Bank National Association, as Certificate Administrator for the Mall St. Matthews Mortgage Loan (see Exhibit 35.5)
    35.5 U.S. Bank National Association, as Certificate Administrator for the 11 West 42nd Street Mortgage Loan
    35.6 Wells Fargo Bank, National Association, as Master Servicer
    35.7 Wells Fargo Bank, National Association, as Certificate Administrator
    35.8 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd
    Street Mortgage Loan
    35.9 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St.
    Matthews Mortgage Loan (see Exhibit 35.8)

