Form 10-K/A
GS Mortgage Securities Trust 2013-GCJ14
filed 2014-04-10
CIK 1581653

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No. 1)



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

    Not applicable.



  EXPLANATORY NOTE

 The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the "Original Form 10-K") is (i) to file a Statement of Compliance by LNR Partners, LLC, dated February 28, 2014, as Special Servicer of the 11 West 42nd Street Mortgage Loan, as same was inadvertently not included as Exhibit 35.2 to the Original Form 10-K; (ii) to file an amended and restated Rule 13a-14(d)/15d-14(d) Certification in connection with the Original Form 10-K and (iii) to file a Rule 13a-14(d)/15d-14(d) Certification dated April 10, 2014 in connection with this Amendment No. 1 to Annual Report on Form 10-K.

 No other changes have been made to the Original Form 10-K other than the furnishing of the exhibits described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K.

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

 The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 11 West 42nd Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction, were filed as Exhibits 33.2, 33.5, 33.8, 33.11, 33.14, 33.18 and 34.2, 34.5, 34.8, 34.11, 34.14 and 34.18
 to the registrant's Original Form 10-K and are incorporated by reference herein. Attached as Exhibit O to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2013-GC13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

 The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Mall St. Matthews Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction, were filed as Exhibits 33.3, 33.6, 33.9, 33.12, 33.13, 33.19, and 34.3, 34.6, 34.9, 34.12, 34.13 and 34.19 to the registrant's
 Original Form 10-K and are incorporated by reference herein. Attached as Exhibit O to the pooling and servicing agreement for the GSMS 2013-GC13 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2013-GC13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

 The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
 Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment was filed as
 Exhibit 33.7 to the registrant's Original Form 10-K and is incorporated by reference herein. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

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

 (31) Rule 13a-14(d)/15d-14(d) Certifications.
 31.1 Rule 13a-14(d)/15d-14(d) Certification in connection with the Original Form 10-K
 31.2 Rule 13a-14(d)/15d-14(d) Certification in connection with this Amendment No. 1 to Annual Report on Form 10-K.


  (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the 11 West 42nd Street Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the Mall St. Matthews Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.4 to the
    Original Form 10-K and incorporated by reference herein)
    33.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street
    Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
    33.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews
    Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
    33.7 National Tax Search, LLC, as Servicing Function Participant (filed as
    Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
    33.8 National Tax Search, LLC, as Servicing Function Participant for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 33.7 to the Original Form
    10-K and incorporated by reference herein)
    33.9 National Tax Search, LLC, as Servicing Function Participant for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 33.7 to the Original Form
    10-K and incorporated by reference herein)
    33.10 Pentalpha Surveillance, LLC, as Operating Advisor (filed as Exhibit
    33.10 to the Original Form 10-K and incorporated by reference herein)
    33.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 33.11 to the Original Form
    10-K and incorporated by reference herein)
    33.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall
    St. Matthews Mortgage Loan (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
    33.13 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (filed as Exhibit
    33.14 to the Original Form 10-K and incorporated by reference herein)
    33.14 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (filed as Exhibit
    33.14 to the Original Form 10-K and incorporated by reference herein)
    33.15 Wells Fargo Bank, National Association, as Master Servicer (filed as
    Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
    33.16 Wells Fargo Bank, National Association, as Certificate Administrator
    (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)
    33.17 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit
    33.17 to the Original Form 10-K and incorporated by reference herein)
    33.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 33.15 to the Original Form
    10-K and incorporated by reference herein)
    33.19 Wells Fargo Bank, National Association, as Primary Servicer for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 33.15 to the Original Form
    10-K and incorporated by reference herein)





  (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the 11 West 42nd Street Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the Mall St. Matthews Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.4 to the
    Original Form 10-K and incorporated by reference herein)
    34.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street
    Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
    34.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews
    Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
    34.7 National Tax Search, LLC, as Servicing Function Participant (filed as
    Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
    34.8 National Tax Search, LLC, as Servicing Function Participant for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 34.7 to the Original Form
    10-K and incorporated by reference herein)
    34.9 National Tax Search, LLC, as Servicing Function Participant for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 34.7 to the Original Form
    10-K and incorporated by reference herein)
    34.10 Pentalpha Surveillance, LLC, as Operating Advisor (filed as Exhibit
    34.10 to the Original Form 10-K and incorporated by reference herein)
    34.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 34.11 to the Original Form
    10-K and incorporated by reference herein)
    34.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall
    St. Matthews Mortgage Loan (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
    34.13 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (filed as Exhibit
    34.14 to the Original Form 10-K and incorporated by reference herein)
    34.14 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (filed as Exhibit
    34.14 to the Original Form 10-K and incorporated by reference herein)
    34.15 Wells Fargo Bank, National Association, as Master Servicer (filed as
    Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
    34.16 Wells Fargo Bank, National Association, as Certificate Administrator
    (filed as Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)
    34.17 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit
    34.17 to the Original Form 10-K and incorporated by reference herein)
    34.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 34.15 to the Original Form
    10-K and incorporated by reference herein)
    34.19 Wells Fargo Bank, National Association, as Primary Servicer for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 34.15 to the Original Form
    10-K and incorporated by reference herein)





   (35)  Servicer Compliance Statements.



    35.1 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.1 to the
    Original Form 10-K and incorporated by reference herein)
    35.2 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street
    Mortgage Loan
    35.3 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews
    Mortgage Loan (see Exhibit 35.2)
    35.4 U.S. Bank National Association, as Certificate Administrator for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 35.5 to the Original Form
    10-K and incorporated by reference herein)
    35.5 U.S. Bank National Association, as Certificate Administrator for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 35.5 to the Original Form
    10-K and incorporated by reference herein)
    35.6 Wells Fargo Bank, National Association, as Master Servicer (filed as
    Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
    35.7 Wells Fargo Bank, National Association, as Certificate Administrator
    (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
    35.8 Wells Fargo Bank, National Association, as Primary Servicer for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 35.8 to the Original Form
    10-K and incorporated by reference herein)
    35.9 Wells Fargo Bank, National Association, as Primary Servicer for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 35.8 to the Original Form
    10-K and incorporated by reference herein)






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


    Date:   April 10, 2014



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

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

 31.1 Rule 13a-14(d)/15d-14(d) Certification in connection with the Original Form 10-K
 31.2 Rule 13a-14(d)/15d-14(d) Certification in connection with this Amendment No. 1 to Annual Report on Form 10-K.

   (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the 11 West 42nd Street Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the Mall St. Matthews Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
    33.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.4 to the
    Original Form 10-K and incorporated by reference herein)
    33.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street
    Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
    33.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews
    Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
    33.7 National Tax Search, LLC, as Servicing Function Participant (filed as
    Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
    33.8 National Tax Search, LLC, as Servicing Function Participant for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 33.7 to the Original Form
    10-K and incorporated by reference herein)
    33.9 National Tax Search, LLC, as Servicing Function Participant for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 33.7 to the Original Form
    10-K and incorporated by reference herein)
    33.10 Pentalpha Surveillance, LLC, as Operating Advisor (filed as Exhibit
    33.10 to the Original Form 10-K and incorporated by reference herein)
    33.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 33.11 to the Original Form
    10-K and incorporated by reference herein)
    33.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall
    St. Matthews Mortgage Loan (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
    33.13 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (filed as Exhibit
    33.14 to the Original Form 10-K and incorporated by reference herein)
    33.14 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (filed as Exhibit
    33.14 to the Original Form 10-K and incorporated by reference herein)
    33.15 Wells Fargo Bank, National Association, as Master Servicer (filed as
    Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
    33.16 Wells Fargo Bank, National Association, as Certificate Administrator
    (filed as Exhibit 33.16 to the Original Form 10-K and incorporated by reference herein)
    33.17 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit
    33.17 to the Original Form 10-K and incorporated by reference herein)
    33.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 33.15 to the Original Form
    10-K and incorporated by reference herein)
    33.19 Wells Fargo Bank, National Association, as Primary Servicer for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 33.15 to the Original Form
    10-K and incorporated by reference herein)



   (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the 11 West 42nd Street Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function
    Participant for the Mall St. Matthews Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
    34.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.4 to the
    Original Form 10-K and incorporated by reference herein)
    34.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street
    Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
    34.6 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews
    Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
    34.7 National Tax Search, LLC, as Servicing Function Participant (filed as
    Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
    34.8 National Tax Search, LLC, as Servicing Function Participant for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 34.7 to the Original Form
    10-K and incorporated by reference herein)
    34.9 National Tax Search, LLC, as Servicing Function Participant for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 34.7 to the Original Form
    10-K and incorporated by reference herein)
    34.10 Pentalpha Surveillance, LLC, as Operating Advisor (filed as Exhibit
    34.10 to the Original Form 10-K and incorporated by reference herein)
    34.11 Trimont Real Estate Advisors, Inc., as Operating Advisor for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 34.11 to the Original Form
    10-K and incorporated by reference herein)
    34.12 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall
    St. Matthews Mortgage Loan (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
    34.13 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (filed as Exhibit
    34.14 to the Original Form 10-K and incorporated by reference herein)
    34.14 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (filed as Exhibit
    34.14 to the Original Form 10-K and incorporated by reference herein)
    34.15 Wells Fargo Bank, National Association, as Master Servicer (filed as
    Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
    34.16 Wells Fargo Bank, National Association, as Certificate Administrator
    (filed as Exhibit 34.16 to the Original Form 10-K and incorporated by reference herein)
    34.17 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit
    34.17 to the Original Form 10-K and incorporated by reference herein)
    34.18 Wells Fargo Bank, National Association, as Primary Servicer for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 34.15 to the Original Form
    10-K and incorporated by reference herein)
    34.19 Wells Fargo Bank, National Association, as Primary Servicer for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 34.15 to the Original Form
    10-K and incorporated by reference herein)




   (35)  Servicer Compliance Statements.



    35.1 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.1 to the
    Original Form 10-K and incorporated by reference herein)
    35.2 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street
    Mortgage Loan
    35.3 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews
    Mortgage Loan (see Exhibit 35.2)
    35.4 U.S. Bank National Association, as Certificate Administrator for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 35.5 to the Original Form
    10-K and incorporated by reference herein)
    35.5 U.S. Bank National Association, as Certificate Administrator for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 35.5 to the Original Form
    10-K and incorporated by reference herein)
    35.6 Wells Fargo Bank, National Association, as Master Servicer (filed as
    Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
    35.7 Wells Fargo Bank, National Association, as Certificate Administrator
    (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
    35.8 Wells Fargo Bank, National Association, as Primary Servicer for the 11
    West 42nd Street Mortgage Loan (filed as Exhibit 35.8 to the Original Form
    10-K and incorporated by reference herein)
    35.9 Wells Fargo Bank, National Association, as Primary Servicer for the
    Mall St. Matthews Mortgage Loan (filed as Exhibit 35.8 to the Original Form
    10-K and incorporated by reference herein)


